Form 10-K
period 1998-12-31
FIRST OF AMERICA CRED CAR MA TRU FL RA AS BAC CE SER 1995-1
filed 1999-04-01
CIK 934843

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                         Commission File No.: 33-88076

                    FIRST OF AMERICA CREDIT CARD MASTER TRUST
               (Exact name of registrant as specified in charter)

                                  UNITED STATES
                        (State or other jurisdiction of
                         Identification incorporation)

                                   34-0420310
                      (I.R.S. Employer Identification No.)

                              NATIONAL CITY CENTER
                             1900 EAST NINTH STREET
                                CLEVELAND, OHIO
                    (Address of principal executive offices)

                                   44114-3484
                                   (Zip Code)

                                 (216) 575-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             Yes  X              No

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1998 was approximately $500 million.

                               INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated June 1, 1995, as amended (the "Agreement") among the Seller and Servicer and The Bank of New York as trustee (the "Trustee"), as supplemented by the Series 1995-1 Supplement, dated as of June 1, 1995, providing for the issuance of certificates in series (the "Certificates"). National City Bank is also successor-in-interest to National City Bank of Michigan/Illinois (formerly known as First of America Bank, N.A.) the Co-Originator of the First of America Credit Card Master Trust (the "Trust") created pursuant to the Agreement. Each Certificate represents an undivided interest in a pool of receivables held by the Trust. The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). National City Bank, as successor-in-interest to the Co-Originator of the Trust, has prepared on behalf of the Registrant, this Annual Report on Form 10-K in reliance upon various no action letters issued by the Securities and Exchange Commission (the "Commission"). Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

                                     PART I

Item 1.   BUSINESS.

          Not Applicable.

Item 2.   PROPERTIES.

          Not Applicable.

Item 3.   LEGAL PROCEEDINGS.

          The Registrant is not aware of any material pending legal proceedings involving either itself, the Seller/Servicer, or the Trustee with respect to the Certificates or the Registrant's property.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1998.


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          To the best knowledge of the Registrant, there is no established public trading market for the Certificates. Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").

Item 6.   SELECTED FINANCIAL DATA.

          Not Applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Not Applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not Applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not Applicable.

Item 11.  EXECUTIVE COMPENSATION.

          Not Applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The Registrant is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates. Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is: Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None or Not Applicable.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of the report:

               Exhibit 99A: Annual Certificateholders' Statement for the year ended December 31, 1997.

               Exhibit 99B: Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

          (b) National City Bank on behalf of the Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998.


               DATE OF REPORT           ITEMS COVERED

               October 12, 1998         Item 7-Monthly Certificateholders'
               November 11, 1998        Statement with respect to distributions
               December 11, 1998        made on October 15, 1998, November 16,
                                        1998 and December 15, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the First of America Credit Card Master Trust by the undersigned, thereunto duly authorized.


Date: March 31, 1999          By: /s/ William F. Smith
                              Name:   William F. Smith
                              Title:  Administrative Trustee