Form 10-K
period 1999-12-31
FIRST OF AMERICA CRED CAR MA TRU FL RA AS BAC CE SER 1995-1
filed 2000-03-30
CIK 934843

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

                             Yes  X              No

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1999 was approximately $500 million.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1999.


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

          None or Not Applicable.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of the report:

               Exhibit 99A: Annual Certificateholders' Statement for the year ended December 31, 1999.

               Exhibit 99B: Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

          (b) National City Bank on behalf of the Registrant filed the following current reports on Form 8-K for the fourth quarter of 1999.


               DATE OF REPORT           ITEMS COVERED

               October 15, 1999         Item 7-Monthly Certificateholders'
               November 15, 1999        Statement with respect to distributions
               December 15, 1999        made on October 15, 1999, November 15,
                                        1999 and December 15, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the First of America Credit Card Master Trust by the undersigned, thereunto duly authorized.


Date: March 30, 2000          By: /s/ William F. Smith
                              Name:   William F. Smith
                              Title:  Administrative Trustee