Form 10-K
period 2000-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2001-03-30
CIK 934843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-26342

                     NATIONAL CITY CREDIT CARD MASTER TRUST
               (Exact name of Registrant as specified in charter)

          UNITED STATES
(State or other jurisdiction of                    34-0420310
         incorporation)                (I.R.S. Employer Identification No.)



          NATIONAL CITY CENTER
         1900 EAST NINTH STREET
            CLEVELAND, OHIO                       44114-3484
(Address of principal executive offices)          (ZIP Code)


                                 (216) 575-2000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     National City Credit Card Master Trust
         CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2000-1
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             Yes  X              No

The aggregate principal amount of the Certificates held by nonaffiliates of the Servicer as of December 31, 2000 was approximately $600 million.

                               INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2000-1 Supplement, dated as of August 24, 2000, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). National City Bank, as co-originator of the Trust has prepared, on behalf of the Registrant, this Annual Report on Form 10-K in reliance upon various no action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2000.


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

          Not Applicable.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

          None or Not Applicable.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of the report:

               Exhibit 99.1 Annual Certificateholders' Statement for the year ended December 31, 2000.

               Exhibit 99.2: Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

          (b) National City Bank on behalf of the Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000.


               DATE OF REPORT           ITEMS COVERED

               October 16, 2000         Item 7-Monthly Certificateholders'
               November 15, 2000        Statement with respect to distributions
               December 15, 2000        made on October 16, 2000, November 15,
                                        2000 and December 15, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2001          By: /s/ William F. Smith
                              Name:   William F. Smith
                              Title:  Administrative Trustee