Form 10-K/A
period 2000-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2001-12-21
CIK 934843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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


                                 (216) 222-2000
              (Registrant's telephone number, including area code)

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

                               INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2000-1 Supplement, dated as of August 24, 2000, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). National City Bank, as co-originator of the Trust has prepared, on behalf of the Registrant, this Annual Report on Form 10-K/A in reliance upon various no action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as a part of this amended report:

               The Registrant is filing this 10-K/A report to amend the following information included in Exhibit 99.1 - Section B - Lines 8(a), 8(b), 8(c), 12(b) and 15(a)

               Exhibit 99.1 Annual Certificateholders' Statement for the year ended December 31, 2000.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              NATIONAL CITY CREDIT CARD MASTER TRUST

Date: December 21, 2001       By: /s/ William F. Smith
                                 ----------------------------------
                              Name:   William F. Smith
                              Title:  Administrative Trustee