Form 10-K
period 2001-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2002-03-29
CIK 934843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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


                                 (216) 222-2222
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     National City Credit Card Master Trust
         CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2000-1 CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2001-1
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             Yes  X              No

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                               INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2000-1 and Series 2001-1 Supplements, dated as of August 24, 2000 and January 31, 2001, respectively, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). National City Bank, as co-originator of the Trust has prepared, on behalf of the Registrant, this Annual Report on Form 10-K in reliance upon various no action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2001.


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

          Not Applicable.

Item 11.  EXECUTIVE COMPENSATION.

          Not Applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2001, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.



                                                                                             Amount of
                                                                                             Beneficial         Percent
Title of Class                  Name of Beneficial Owner                                     Ownership          of Class
------------------------------------------------------------------------------------------------------------------------

Series 2000-1, Class A          Bankers Trust Company                                       $ 50,000,000           9%
                                Harris Trust and Savings Bank                                 50,000,000           9%
                                HSBC Bank USA/Treasury Investment                             50,000,000           9%
                                JP Morgan Chase Bank                                          50,000,000           9%
                                Merrill Lynch, Pierce Fenner & Smith Safekeeping              85,000,000          16%
                                State Street Bank and Trust Company                          238,945,000          46%

Series 2000-1, Class B          Bank One Trust Company, N.A.                                  18,000,000          50%
                                Mizuho Trust & Banking Co. (USA)                              18,000,000          50%

Series 2001-1, Class A          Boston Safe Deposit and Trust Company                         25,000,000           7%
                                JP Morgan Chase Bank                                         125,000,000          34%
                                State Street Bank and Trust Company                          206,000,000          55%

Series 2001-1, Class B          Bank One Trust Company, N.A.                                  10,000,000          39%
                                Brown Brothers Harriman & Co.                                  3,500,000          14%
                                JP Morgan Chase Bank                                           5,500,000          22%
                                Salomon Smith Barney Inc./Salomon Brothers                     6,500,000          25%



     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None or Not Applicable.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of the report:

               Exhibit 99.1: Series 2000-1 Annual Certificateholders' Statement for the year ended December 31, 2001.

               Exhibit 99.2: Series 2001-1 Annual Certificateholders' Statement for the year ended December 31, 2001.

               Exhibit 99.3: Annual Servicing Report for Series 2000-1 in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

               Exhibit 99.4: Annual Servicing Report for Series 2001-1 in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001.


               DATE OF REPORT           ITEMS COVERED

               October 15, 2001         Item 7-Monthly Certificateholders'
               November 15, 2001        Statement with respect to distributions
               December 17, 2001        made on October 15, 2001, November 15,
                                        2001 and December 17, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2002          By: /s/ William F. Smith
                              ------------------------------
                              Name:   William F. Smith
                              Title:  Administrative Trustee