Form 10-K
period 2002-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2003-03-31
CIK 934843

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-26342

                     NATIONAL CITY CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)

             UNITED STATES                             N/A
     (State or other jurisdiction               (I.R.S. Employer
           of incorporation)                    Identification No.)

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

                     National City Credit Card Master Trust

         CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2000-1 CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2001-1 CLASS A FLOATING RATE ASSET BACKED CERTIFICATES, SERIES 2002-1

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No ___
                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                 Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No ___

                                 Not Applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

                                INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2000-1, Series 2001-1, and Series 2002-1, Supplements, dated as of August 24, 2000, January 31, 2001, and January 31, 2002, respectively, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates"), and Seller Certificate(s). National City Bank, as originator of the Trust has prepared, on behalf of the Trust, this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issurers, have been omitted as a result of this reliance.

                   PART I

Item 1.   BUSINESS

          Not Applicable

Item 2.   PROPERTIES

          Not Applicable

Item 3.   LEGAL PROCEEDINGS

          The registrant is not aware of any material pending legal proceedings involving either itself, the Seller/Servicer, or the Trustee with respect to the Certificates or the Registrant's property.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2002.

                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          To the best knowledge of the registrant, there is no established public trading market for the Certificates. Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").

Item 6.   SELECTED FINANCIAL DATA

          Not Applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not Applicable

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable

Item 11.  EXECUTIVE COMPENSATION

          Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a

       Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2002, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                           AMOUNT OF
                                                                                           BENEFICIAL       PERCENT
TITLE OF CLASS               NAME OF BENEFICIAL OWNER                                      OWNERSHIP       OF CLASS
Series 2000-1, Class A       Deutsche Bank Trust Company Americas                            50,000,000          10%
                             Harris Trust and Savings Bank                                   50,000,000          10%
                             JP Morgan Chase Bank                                            80,325,000          15%
                             Merrill Lynch, Pierce Fenner & Smith Safekeeping                85,000,000          16%
                             State Street Bank and Trust Company                            241,254,000          46%

Series 2000-1, Class B       Bank One Trust Company, N.A.                                    18,000,000          50%
                             Mizuho Trust & Banking Co. (USA)                                18,000,000          50%

Series 2001-1, Class A       Boston Safe Deposit and Trust Company                           25,000,000           7%
                             JP Morgan Chase Bank                                           120,750,000          32%
                             State Street Bank and Trust Company                            222,549,000          60%

Series 2001-1, Class B       Deutsche Bank Trust Company Americas                             3,000,000          12%
                             JP Morgan Chase Bank                                            15,500,000          60%
                             Salomon Smith Barney Inc./Salomon Brothers                       3,500,000          14%
                             SSB - Bank Portfolio                                             3,500,000          14%

Series 2002-1, Class A       Bank of New York (The)                                          41,875,000          11%
                             The Bank of New York/Credit Agricole                            20,000,000           5%
                             Boston Safe Deposit and Trust Company                           79,404,000          21%
                             JP Morgan Chase Bank                                           135,000,000          36%
                             Merrill Lynch, Pierce Fenner & Smith Safekeeping                35,000,000           9%
                             State Street Bank and Trust Company                             25,000,000           7%

Series 2002-1, Class B       Bank One Trust Company, N.A.                                     6,000,000          24%
                             JP Morgan Chase Bank                                            10,000,000          39%
                             State Street Bank and Trust Company                              2,500,000          10%
                             SSB - Bank Portfolio                                             7,000,000          27%

   (b) Not Applicable

   (c) Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

Item 14.  CONTROLS AND PROCEDURES

          Not Applicable

                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of the report:

              Exhibit 99.1: Annual Servicer's Certificate

              Exhibit 99.2: Series 2000-1 Annual Certificateholders' Statement for the year ended December 31, 2002.

              Exhibit 99.3: Series 2001-1 Annual Certificateholders' Statement for the year ended December 31, 2002.

              Exhibit 99.4: Series 2002-1 Annual Certificateholders' Statement for the year ended December 31, 2002.

              Exhibit 99.5: Annual Servicing Report for Series 2000-1 in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

              Exhibit 99.6: Annual Servicing Report for Series 2001-1 in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP.

              Exhibit 99.7: Annual Servicing Report for Series 2002-1 in the form Of Independent Accountants Report on Applying Agreed-upon Procedures prepared by Ernst & Young LLP.

          (b) The Registrant filed the following Current Reports on Form 8-K for the fourth quarter of 2002.

              DATE OF REPORT         ITEMS COVERED

              October 15, 2002    Item 7-Monthly Certificateholders'
              November 15, 2002   Statement with respect to distributions
              December 16, 2002   made on October 15, 2002, November 15,
                                  2002 and December 16, 2002.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANK, on behalf of the
                              National City Credit Card Master Trust

Date: March 31, 2003          By: /s/ William F. Smith
                                  ------------------------------
                              Name: William F. Smith
                              Title: Executive Vice President-
                                      Credit Card Finance

                                 CERTIFICATION

I, Thomas A. Chandler, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of National City Credit Card Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 31, 2003

/s/ Thomas A. Chandler
----------------------
Thomas A. Chandler
Senior Vice President - Credit Card Finance
National City Bank