Form 10-K
period 2003-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2004-03-15
CIK 934843

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                         Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

                                INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2000-1, Series 2001-1, and Series 2002-1 Supplements, dated as of August 24, 2000, January 31, 2001, and January 31, 2002, respectively, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates"), and Seller Certificate(s). National City Bank, as originator of the Trust has prepared, on behalf of the Trust, this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2003.

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

Item 9A.  CONTROLS AND PROCEDURES

          Not Applicable


                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable

Item 11.  EXECUTIVE COMPENSATION

          Not Applicable

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a

             Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2003, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                         Amount of
                                                                                         Beneficial      Percent
Title of Class                 Name of Beneficial Owner                                  Ownership       of Class
--------------                 ------------------------                                  ----------     ----------

Series 2000-1, Class A         Harris Trust and Savings Bank                              50,000,000         10%
                               JP Morgan Chase Bank                                      110,325,000         21%
                               Merrill Lynch, Pierce, Fenner & Smith Incorporated         85,000,000         16%
                               State Street Bank and Trust Company                       260,509,000         50%

Series 2000-1, Class B         Bank of New York (The)                                     18,000,000         50%
                               JP Morgan Chase Bank                                       18,000,000         50%

Series 2001-1, Class A         Boston Safe Deposit and Trust Company                      25,000,000          7%
                               JP Morgan Chase Bank                                      124,201,000         33%
                               State Street Bank and Trust Company                       222,549,000         60%

Series 2001-1, Class B         Bank of New York (The)                                     16,500,000         65%
                               JP Morgan Chase Bank                                        9,000,000         35%

Series 2002-1, Class A         Bank of New York (The)                                     41,875,000         11%
                               Boston Safe Deposit and Trust Company                      79,000,000         21%
                               JP Morgan Chase Bank                                      172,500,000         46%
                               Merrill Lynch, Pierce, Fenner & Smith Safekeeping          35,000,000          9%
                               State Street Bank and Trust Company                        25,000,000          7%


Series 2002-1, Class B         BNY Clearing International Services Division                6,000,000         23%
                               JP Morgan Chase Bank                                       17,000,000         67%
                               State Street Bank and Trust Company                         2,500,000         10%




         (b) Not Applicable

         (c) Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable

                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of the report:

              Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 15, 2004 for National City Credit Card Master Trust Annual Report on Form 10-K for the year ended December 31, 2003.

              Exhibit 99.1: Annual Servicer's Certificate

              Exhibit 99.2: Series 2000-1 Annual Certificateholders' Statement for the year ended December 31, 2003.

              Exhibit 99.3: Series 2001-1 Annual Certificateholders' Statement for the year ended December 31, 2003.

              Exhibit 99.4: Series 2002-1 Annual Certificateholders' Statement for the year ended December 31, 2003.

              Exhibit 99.5: Report of Independent Accountants.

          (b) The Registrant filed the following Current Reports on Forms 8-K, as amended, for the fourth quarter of 2003 and through the date of this Form 10-K filing.

 DATE OF REPORT              ITEMS COVERED
October 15, 2003     Item 7-Monthly Certificateholders'
November 17, 2003    Statement with respect to distributions
December 15, 2003    made on October 15, 2003, November 17,
January 15, 2004     2003, December 15, 2003, January 15, 2004
February 17, 2004    and February 17, 2004.

April 15, 2003       Item 7-Monthly Certificateholders' Statements,
May 15, 2003         as amended, with respect to distributions made
September 15, 2003   on April 15, 2003, May 15, 2003, September 15,
October 15, 2003     2003 and October 15, 2003.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANK, on behalf of the
                              National City Credit Card Master Trust

Date: March 15, 2004          By: /s/ William F. Smith
                                  ------------------------------
                              Name: William F. Smith
                              Title: Executive Vice President-
                                      Credit Card Finance