Form 10-K
period 2004-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2005-03-15
CIK 934843

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                   PART I

Item 1.   BUSINESS

          Not Applicable

Item 2.   PROPERTIES

          See Item 15(a), Exhibits 99.2, 99.3, and 99.4 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.   LEGAL PROCEEDINGS

          The registrant is not aware of any material pending legal proceedings involving either itself, the Seller/Servicer, or the Trustee with respect to the Certificates or the Registrant's property.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2004.

                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          As of December 31, 2004, the number of holders of record identified by the Depository Trust Company ("DTC") for the respective classes of notes is as follows:

          Note Description                        Record Holders
          ----------------                        --------------
          Series 2000-1, Class A                       15
          Series 2000-1, Class B                        2
          Series 2001-1, Class A                       11
          Series 2001-1, Class B                        2
          Series 2002-1, Class A                        8
          Series 2002-1, Class B                        2

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

Item 9b.  OTHER INFORMATION

          None


                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable

Item 11.  EXECUTIVE COMPENSATION

          Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a

             Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2004, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                           Amount of
                                                                                           Beneficial               Percent
Title of Class             Name of Beneficial Owner                                        Ownership              of Class
--------------------------------------------------------------------------------------------------------------------------
Series 2000-1, Class A     State Street Bank and Trust Company                             281,502,000                54%
                           JPMorgan Chase Bank, National Association                        95,000,000                18%
                           Harris Trust and Savings Bank                                    50,000,000                10%
                           PNC Bank, National Association                                   41,905,000                 8%

Series 2000-1, Class B     Bank of New York, The                                            18,000,000                50%
                           JPMorgan Chase Bank, National Association                        18,000,000                50%

Series 2001-1, Class A     State Street Bank and Trust Company                             222,549,000                60%
                           JPMorgan Chase Bank, National Association                       124,201,000                33%
                           Mellon Trust of New England, National Association                24,000,000                 6%

Series 2001-1, Class B     Bank of New York, The                                            16,500,000                65%
                           JPMorgan Chase Bank, National Association                         9,000,000                35%

Series 2002-1, Class A     JPMorgan Chase Bank, National Association                       150,200,000                40%
                           State Street Bank and Trust Company                              76,800,000                21%
                           Mellon Trust of New England, National Association                70,600,000                19%
                           Bank of New York, The                                            41,875,000                11%
                           Northern Trust Company, The                                      20,000,000                 5%

Series 2002-1, Class B     JPMorgan Chase Bank, National Association                        19,500,000                76%
                           Pershing LLC                                                      6,000,000                24%



         (b) Not Applicable

         (c) Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable

                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of the report:

              Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 15, 2005 for National City Credit Card Master Trust Annual Report on Form 10-K for the year ended December 31, 2004.

              Exhibit 99.1: Annual Servicer's Certificate

              Exhibit 99.2: Series 2000-1 Annual Certificateholders' Statement for the year ended December 31, 2004.

              Exhibit 99.3: Series 2001-1 Annual Certificateholders' Statement for the year ended December 31, 2004.

              Exhibit 99.4: Series 2002-1 Annual Certificateholders' Statement for the year ended December 31, 2004.

              Exhibit 99.5: Report of Independent Accountants.

          (b) The Registrant filed the following Current Reports on Forms 8-K, as amended, for the fourth quarter of 2004 and through the date of this Form 10-K filing.

 DATE OF REPORT              ITEMS COVERED
October 15, 2004     Item 7-Monthly Certificateholders'
November 15, 2004    Statement with respect to distributions
December 15, 2004    made on October 15, 2004, November 15,
January 18, 2005     2004, December 15, 2004, January 18, 2005
February 15, 2005    and February 15, 2005.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANK, on behalf of the
                              National City Credit Card Master Trust

Date: March 15, 2005          By: /s/ Janis E. Lyons
                                  ------------------------------
                              Name: Janis E. Lyons
                              Title: Senior Vice President