Form 10-K
period 2005-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2006-03-29
CIK 934843

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

                                INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as supplemented by the Series 2002-1 Supplement-dated as of January 31, 2002, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates"), and Seller Certificate(s). National City Bank, as originator of the Trust has prepared, on behalf of the Trust, this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

                   PART I

Item 1.   BUSINESS

          Not Applicable

Item 1A.  RISK FACTORS

          Not Applicable

Item 1B.  UNRESOLVED STAFF COMMENTS

          Not Applicable

Item 2.   PROPERTIES

          See Item 15(a), Exhibit 99.2 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.   LEGAL PROCEEDINGS

          The registrant is not aware of any material pending legal proceedings involving either itself, the Seller/Servicer, or the Trustee with respect to the Certificates or the Registrant's property.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2005.

                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a) Item 201 of Regulation S-K:

              i. Market Information. To the registrant's knowledge, there is no established public trading market for the Certificates.

              ii.  Holders

          At February 15, 2006, the number of holders of record identified by ADP Financial Information Services, Inc. for the respective classes of notes is as follows:

          Note Description                        Record Holders
          ----------------                        --------------
          Series 2002-1, Class A                        19
          Series 2002-1, Class B                         6

              iii. Dividends. Not applicable. (Information as to distributions to Certificate holders is provided in the registrants's monthly filings on Form 8-K.)

              iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.


          (b) Item 701(f) of Regulation S-K. Not applicable.

          (c) Item 703 of Regulation S-K. Not applicable.

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

          Not Applicable

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 9A.  CONTROLS AND PROCEDURES

          Not Applicable

Item 9B.  OTHER INFORMATION

A calculation error relating to Available Principal Collections, and the amount of Excess Spread applied to the Class B Required Amount and the Class B Default Amount, affected the Series 2002-1 Monthly Certificateholders' Statements for each Monthly Period in 2005. Certain additional calculation errors affecting a number of additional line items occurred in the reports for the November 2005 and December 2005 Monthly Periods. Full comparative reports for the November 2005 and December 2005 Monthly Periods are presented below. Comparative information for only the affected line items is presented with respect to the reports for each other Monthly Period in 2005.

REPORT DATED FEBRUARY 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   81,592,441.04      83,480,798.89        1,888,357.85
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         113,301.47          113,301.47
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         113,301.47          113,301.47

REPORT DATED MARCH 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   70,781,054.11      72,692,756.73        1,911,702.62
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         114,702.16          114,702.16
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         114,702.16          114,702.16

REPORT DATED APRIL 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   77,247,372.42      79,252,267.48        2,004,895.06
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         120,293.70          120,293.70
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         120,293.70          120,293.70

REPORT DATED MAY 16, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED         AMENDED        VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   78,244,463.60      80,336,907.04        2,092,443.44
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         125,546.61          125,546.61
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         125,546.61          125,546.61

REPORT DATED JUNE 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   79,107,664.51      81,479,192.62        2,371,528.11
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         142,291.69          142,291.69
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         142,291.69          142,291.69

REPORT DATED JULY 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   76,408,924.39      78,713,023.71        2,304,099.32
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         138,245.96          138,245.96
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         138,245.96          138,245.96

REPORT DATED AUGUST 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   80,898,783.33      83,088,546.54        2,189,763.21
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         131,385.79          131,385.79
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         131,385.79          131,385.79

REPORT DATED SEPTEMBER 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   84,177,094.16      85,959,374.89        1,782,280.73
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         106,936.84          106,936.84
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         106,936.84          106,936.84

REPORT DATED OCTOBER 17, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED           AMENDED      VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   80,505,588.83      82,386,052.89        1,880,464.06
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         112,827.84          112,827.84
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         112,827.84          112,827.84

REPORT DATED NOVEMBER 15, 2005:

LINE ITEM   DESCRIPTION                                                            REPORTED            AMENDED     VARIANCE CHANGE
B.1(a)      Available Principal Collections                                   82,997,887.44      85,328,971.34        2,331,083.90
B.12 (e)    Excess Spread applied to the Class B Required Amount for
            the related Monthly Period                                                 0.00         139,865.03          139,865.03
B.12 (f)    Excess Spread applied to the Class B Default Amount for
            the related Monthly Period                                                 0.00         139,865.03          139,865.03

REPORT DATED DECEMBER 15, 2005

                                                                                                                          VARIANCE
                                                                                      REPORTED            AMENDED           CHANGE
    A. Information Regarding the Current Monthly Distribution
       (Stated on the Basis of $1,000 Original Certificate
       Principal Amount)

       1  The amount of the current monthly distribution in respect of
          Class A Monthly Principal                                          $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       2  The amount of the current monthly distribution in respect of
          Class B Monthly Principal                                          $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       3  The amount of the current monthly distribution in respect of
          Collateral Monthly Principal                                       $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       4  The amount of the current monthly distribution in respect of
          Class A Monthly Interest                                           $            3.55               3.55             0.00
                                                                              ----------------------------------------------------

       5  The amount of the current monthly distribution in respect of
          Class A Additional Interest                                        $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       6  The amount of the current monthly distribution in respect of
          Class B Monthly Interest                                           $            3.85               3.85             0.00
                                                                              ----------------------------------------------------

       7  The amount of the current monthly distribution in respect of
          Class B Additional Interest                                        $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       8  The amount of the current monthly distribution in respect of
          Collateral Minimum Monthly Interest                                $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

       9  The amount of the current monthly distribution in respect of
          any accrued and unpaid Collateral Minimum Monthly Interest         $            0.00               0.00             0.00
                                                                              ----------------------------------------------------

    B. Information Regarding the Performance of the Trust

       1  Collection of Principal Receivables

          (a)   Available Principal Collections                              $   77,331,552.74      82,232,214.21     4,900,661.47
                                                                              ----------------------------------------------------

          (b)   Class A Investor Default Amount treated as Available
                Principal Collection                                         $    4,272,676.61       4,272,676.61             0.00
                                                                              ----------------------------------------------------

          (c)   Class B Investor Default Amount treated as Available
                Principal Collection                                         $      292,983.54         292,983.54             0.00
                                                                              ----------------------------------------------------

          (d)   Excess Spread treated as Available Principal
                Collection                                                   $       317,398.83              0.00     (317,398.83)
                                                                              ----------------------------------------------------

       2  Principal Receivables in the Trust

          (a)   The aggregate amount of Principal Receivables in the
                Trust as of the end of the day on the last day of the
                related Monthly Period                                       $1,749,450,615.81   1,749,450,615.81             0.00
                                                                              ----------------------------------------------------

          (b)   The amount of Principal Receivables in the Trust
                represented by the Invested Amount of Series 2002-1 as
                of the end of the day on the last day of the related
                Monthly Period                                               $  421,319,861.48     421,319,861.48             0.00
                                                                              ----------------------------------------------------

          (c)   The amount of Principal Receivables in the Trust
                represented by the Adjusted Invested Amount of
                Series 2002-1 as of the end of the day on the last day
                of the related Monthly Period                                $  421,319,861.48     421,319,861.48             0.00
                                                                              ----------------------------------------------------

          (d)   The amount of Principal Receivables in the Trust
                represented by the Class A Invested Amount as of the
                end of the day on the last day of the related Monthly
                Period                                                       $  368,654,878.79     368,654,878.79             0.00
                                                                              ----------------------------------------------------

          (e)   The amount of Principal Receivables in the Trust
                represented by the Class A Adjusted Invested Amount as
                of the end of the day on the last day of the related
                Monthly Period                                               $  368,654,878.79     368,654,878.79             0.00
                                                                              ----------------------------------------------------

          (f)   The amount of Principal Receivables in the Trust
                represented by the Class B Invested Amount as of the
                end of the day on the last day of the related Monthly
                Period                                                       $   25,279,191.69      25,279,191.69             0.00
                                                                              ----------------------------------------------------

          (g)   The amount of Principal Receivables in the Trust
                represented by the Class B Adjusted Invested Amount
                as of the end of the day on the last day of the
                related Monthly Period                                       $   25,279,191.69      25,279,191.69             0.00
                                                                              ----------------------------------------------------

          (h)   The amount of Principal Receivables in the Trust
                represented by the Collateral Invested Amount as of
                the end of the day on the last day of the related
                Monthly Period                                               $   27,385,791.00      27,385,791.00             0.00
                                                                              ----------------------------------------------------

          (i)   The amount of Principal Receivables in the Trust
                represented by the Collateral Adjusted Invested
                Amount as of the end of the day on the last day of
                the related Monthly Period                                   $   27,385,791.00      27,385,791.00             0.00
                                                                              ----------------------------------------------------

          (j)   The Floating Allocation Percentage with respect to
                the related Monthly Period                                              24.08%             24.08%             0.00
                                                                              ----------------------------------------------------

          (k)   The Class A Floating Percentage with respect to the
                related Monthly Period                                                  87.50%             87.50%             0.00
                                                                              ----------------------------------------------------

          (l)   The Class B Floating Percentage with respect to the
                related Monthly Period                                                   6.00%              6.00%             0.00
                                                                              ----------------------------------------------------

          (m)   The Collateral Floating Percentage with respect to
                the related Monthly Period                                               6.50%              6.50%             0.00
                                                                              ----------------------------------------------------

          (n)   The Principal Allocation Percentage with respect to
                the related Monthly Period                                              24.08%             24.08%             0.00
                                                                              ----------------------------------------------------

          (o)   The Class A Principal Percentage with respect to the
                related Monthly Period                                                  87.50%             87.50%             0.00
                                                                              ----------------------------------------------------

          (p)   The Class B Principal Percentage with respect to the
                related Monthly Period                                                   6.00%              6.00%             0.00
                                                                              ----------------------------------------------------

          (q)   The Collateral Principal Percentage with respect to
                the related Monthly Period                                               6.50%              6.50%             0.00
                                                                              ----------------------------------------------------

       3  Delinquent Balances

          The aggregate amount of outstanding balances in the Accounts which were delinquent as of the end of the day on the last day of the related Monthly Period:

                                                            Aggregate                      Percentage
                                                             Account                        of Total
                                                             Balance                      Receivables
                                                        ------------------              ---------------
            (a)         30 --  59 days:                    $27,308,924.92                        1.56%
            (b)         60 --  89 days:                    $16,727,208.83                        0.96%
            (c)         90+ days:                          $19,051,297.56                        1.09%
                                                        ------------------              ---------------
                        Total:                             $63,087,431.31                        3.61%
                                                        ==================              ===============

       4  Investor Default Amount

          (a)   The Investor Default Amount for the related
                Monthly Period                                             $    4,883,058.98       4,883,058.98             0.00
                                                                            ------------------------------------------------------


          (b)   The Class A Investor Default Amount for the
                related Monthly Period                                     $    4,272,676.61       4,272,676.61             0.00
                                                                            ------------------------------------------------------


          (c)   The Class B Investor Default Amount for the
                related Monthly Period                                     $      292,983.54         292,983.54             0.00
                                                                            ------------------------------------------------------


          (d)   The Collateral Default Amount for the related
                Monthly Period                                             $      317,398.83         317,398.83             0.00
                                                                            ------------------------------------------------------

       5  Investor Charge-Offs

          (a)   The aggregate amount of Class A Investor Charge-Offs
                for the related Monthly Period                             $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (b)   The aggregate amount of Class A Investor Charge-Offs
                set forth in 5(a) above per $1,000 of original
                certificate principal amount                               $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (c)   The aggregate amount of Class B Investor
                Charge-Offs for the related Monthly Period                 $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (d)   The aggregate amount of Class B Investor
                Charge-Offs set forth in 5(c) above per $1,000 of
                original certificate principal amount                      $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (e)   The aggregate amount of Collateral Charge-Offs
                for the related Monthly Period                                    317,398.83         317,398.83             0.00
                                                                            ------------------------------------------------------

          (f)   The aggregate amount of Collateral Charge-Offs
                set forth in 5(e) above per $1,000 of original
                certificate principal amount                               $           11.49              11.49             0.00
                                                                            ------------------------------------------------------

          (g)   The aggregate amount of Class A Investor Charge-Offs
                reimbursed on the Transfer Date immediately
                preceding this Distribution Date                           $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (h)   The aggregate amount of Class A Investor
                Charge-Offs set forth in 5(g) above per $1,000
                original certificate principal amount reimbursed
                on the Transfer Date immediately preceding this
                Distribution Date                                          $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (i)   The aggregate amount of Class B Investor Charge-Offs
                reimbursed on the Transfer Date immediately
                preceding this Distribution Date                           $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (j)   The aggregate amount of Class B Investor
                Charge-Offs set forth in 5(i) above per $1,000
                original certificate principal amount reimbursed
                on the Transfer Date immediately preceding this
                Distribution Date                                          $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (k)   The aggregate amount of Collateral Charge-Offs
                reimbursed on the Transfer Date immediately preceding
                this Distribution Date                                     $            0.00               0.00             0.00
                                                                            ------------------------------------------------------


                                                                                                                          VARIANCE
                                                                                      REPORTED            AMENDED           CHANGE

          (l)   The aggregate amount of Collateral Charge-Offs
                set forth in 5(k) above per $1,000 original
                certificate principal amount reimbursed on the
                Transfer Date immediately preceding Distribution
                Date                                                       $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

       6  Investor Servicing Fee

          (a)   The amount of the Class A Servicing Fee payable
                by the Trust to the Servicer for the related
                Monthly Period                                             $      309,895.84         309,895.84             0.00
                                                                            ------------------------------------------------------

          (b)   The amount of the Class B Servicing Fee payable
                by the Trust to the Servicer for the related
                Monthly Period                                             $       21,250.00          21,250.00             0.00
                                                                            ------------------------------------------------------

          (c)   The amount of the Collateral Servicing Fee payable
                by the Trust to the Servicer for the related
                Monthly Period                                             $       21,250.00          23,020.83         1,770.83
                                                                            ------------------------------------------------------

          (d)   The amount of Servicer Interchange payable by the
                Trust to the Servicer for the related Monthly Period       $      354,166.67         354,166.67             0.00
                                                                            ------------------------------------------------------

       7  Reallocations

          (a)   The amount of Reallocated Collateral Principal
                Collections with respect to this Distribution Date         $      148,256.19         167,421.54        19,165.35
                                                                            ------------------------------------------------------

          (b)   The amount of Reallocated Class B Principal
                Collections with respect to this Distribution Date         $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (c)   The Collateral Invested Amount as of the close
                of business on this Distribution Date                      $   27,625,000.00      27,140,179.63     (484,820.37)
                                                                            ------------------------------------------------------

          (d)   The Collateral Adjusted Invested Amount as of
                the close of business on this Distribution Date            $   27,625,000.00      27,140,179.63     (484,820.37)
                                                                            ------------------------------------------------------

          (e)   The Class B Invested Amount as of the close
                of business on this Distribution Date                      $   25,500,000.00      25,500,000.00             0.00
                                                                            ------------------------------------------------------

          (f)   The Class B Adjusted Invested Amount as of the
                close of business on this Distribution Date                $   25,500,000.00      25,500,000.00             0.00
                                                                            ------------------------------------------------------

          (g)   The Class A Invested Amount as of the close of
                business on this Distribution Date                         $  371,875,000.00     371,875,000.00             0.00
                                                                            ------------------------------------------------------

          (h)   The Class A Adjusted Invested Amount as of the
                close of business on this Distribution Date                $  371,875,000.00     371,875,000.00             0.00
                                                                            ------------------------------------------------------

       8  Collection of Finance Charge Receivables

          (a)   The aggregate amount of Collections of Finance
                Charge Receivables and Annual Membership Fees
                processed during the related Monthly Period
                which were allocated in respect of the Class A
                Certificates                                               $    5,396,020.91       5,379,251.23      (16,769.68)
                                                                            ------------------------------------------------------

          (b)   The aggregate amount of Collections of Finance
                Charge Receivables and Annual Membership Fees
                processed during the related Monthly Period
                which were allocated in respect of the Class B
                Certificates                                               $      370,012.86         368,862.94       (1,149.92)
                                                                            ------------------------------------------------------

          (c)   The aggregate amount of Collections of Finance
                Charge Receivables and Annual Membership Fees
                processed during the related Monthly Period
                which were allocated in respect of the Collateral
                Interest                                                   $      400,847.27         399,601.52       (1,245.75)
                                                                            ------------------------------------------------------

       9  Principal Funding Account

          (a)   The principal amount on deposit in the Principal
                Funding Account on the related Transfer Date               $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (b)   The Accumulation Shortfall with respect to the
                related Monthly Period                                     $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (c)   The Principal Funding Investment Proceeds deposited
                in the Finance Charge Account on the related
                Transfer Date to be treated as Class A Available
                Funds                                                      $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (d)   The Principal Funding Investment Proceeds deposited
                in the Finance Charge Account on the related
                Transfer date to be treated as Class B Available
                Funds                                                      $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

      10  Reserve Account

          (a)   The Reserve Draw Amount on the related Transfer Date       $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (b)   The amount of the Reserve Draw Amount deposited in
                the Collection Account on the related Transfer Date
                to be treated as Class A Available Funds                   $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (c)   The amount of the Reserve Draw Account deposited
                in the Collection Account on the related Transfer
                Date to be treated as Class B Available Funds              $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (d)   The amount of any Reserve Account Surplus                  $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

      11  Available Funds

          (a)   The amount of Class A Available Funds on deposit
                in the Collection Account on the related Transfer
                Date                                                       $    1,320,156.25       1,320,156.25             0.00
                                                                            ------------------------------------------------------

          (b)   The amount of Class B Available Funds on deposit
                in the Collection Account on the related Transfer
                Date                                                       $       98,175.00          98,175.00             0.00
                                                                            ------------------------------------------------------

          (c)   The amount of Collateral Available Funds on deposit
                in the Collection Account on the related Transfer
                Date                                                       $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (d)   Available Principal Collections on deposit in the
                Collection Account on the related Transfer Date            $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

      12  Excess Spread and Excess Finance Charge Collections

          (a)   Excess Finance Charge Collection                           $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (b)   Class A Available Funds
                     minus Class A Monthly Interest
                     minus Class A Servicing Fee
                     minus Class A Defaulted Amount                             (506,707.78)       (523,477.46)      (16,769.68)
                                                                            ------------------------------------------------------

                Class B Available Funds
                     minus Class B Monthly Interest
                     minus Class B Servicing Fee
                     minus Class B Defaulted Amount                        $     (42,395.68)        (43,545.60)       (1,149.92)
                                                                            ------------------------------------------------------

                Collateral Available Funds                                 $      400,847.27         399,601.52       (1,245.75)
                                                                            ------------------------------------------------------

          (c)   Excess Spread applied to the Class A Required Amount
                for the Monthly Period                                           506,707.78         523,477.46        16,769.68
                                                                            ------------------------------------------------------

          (d)   Excess Spread applied to the Class A Investor
                Charge-Offs for the related Monthly Period                 $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (e)   Excess Spread applied to the Class B Required
                Amount for the related Monthly Period                      $      144,727.34         125,562.00      (19,165.34)
                                                                            ------------------------------------------------------

          (f)   Excess Spread applied to the Class B Default Amount
                for the related Monthly Period                             $      144,727.34         125,562.00      (19,165.34)
                                                                            ------------------------------------------------------

          (g)   Excess Spread applied to the Class B Invested Amount
                for the related Monthly Period                             $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (h)   Excess Spread applied to the Collateral Minimum
                Monthly Interest for the related Monthly Period
                and for any past due Collateral Minimum Monthly
                Interest                                                   $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (i)   Excess Spread applied to the Collateral Servicing
                Fee due to the Servicer for the related Monthly
                Period or for any past due Collateral Servicing Fees       $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (j)   Excess Spread applied to the Collateral Default
                Amount as Available Principal Collections for the
                related Monthly Period                                     $            0.00               0.00             0.00
                                                                            ------------------------------------------------------


          (k)   Excess Spread applied to the Collateral Invested
                Amount for the related Monthly Period                      $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

          (l)   Excess Spread applied to the Reserve Account for
                the related Monthly Period                                 $            0.00               0.00             0.00
                                                                            ------------------------------------------------------

      13  Finance Charge Shortfall

          (a)   Finance Charge Shortfall for Series 2002-1                 $      606,542.53       7,000,707.87     6,394,165.34
                                                                            ------------------------------------------------------

          (b)   Total Finance Charge Shortfall for all series in
                Group One                                                  $    1,271,500.95      24,313,935.16    23,042,434.21
                                                                            ------------------------------------------------------

      14  Base Rate

          (a)   The Base Rate for the related Monthly Period                          5.34%              5.34%             0.00
                                                                            ------------------------------------------------------

      15  Portfolio Yield

          (a)   The Portfolio Yield for the related Monthly Period                     2.66%              3.62%            0.96%
                                                                            ------------------------------------------------------

          (b)   The Portfolio Adjusted Yield for the related
                Monthly Period                                                           N/A                N/A              N/A
                                                                            ------------------------------------------------------

                                                                                                                            Variance
REPORT DATED JANUARY 17, 2006                                                        Reported              Amended           Change

    A. Information Regarding the Current Monthly Distribution (Stated on the
       Basis of $1,000 Original Certificate Principal Amount)

       1 The amount of the current monthly distribution in respect of
         Class A Monthly Principal                                              $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       2 The amount of the current monthly distribution in respect of
         Class B Monthly Principal                                              $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       3 The amount of the current monthly distribution in respect of
         Collateral Monthly Principal                                           $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       4 The amount of the current monthly distribution in respect of
         Class A Monthly Interest                                               $           4.13               4.13            0.00
                                                                                ----------------------------------------------------

       5 The amount of the current monthly distribution in respect of
         Class A Additional Interest                                            $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       6 The amount of the current monthly distribution in respect of
         Class B Monthly Interest                                               $           4.46               4.46            0.00
                                                                                ----------------------------------------------------

       7 The amount of the current monthly distribution in respect of
         Class B Additional Interest                                            $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       8 The amount of the current monthly distribution in respect of
         Collateral Minimum Monthly Interest                                    $           4.92               4.92            0.00
                                                                                ----------------------------------------------------

       9 The amount of the current monthly distribution in respect of
         any accrued and unpaid Collateral Minimum Monthly Interest             $           4.27               4.27            0.00
                                                                                ----------------------------------------------------

    B. Information Regarding the Performance of the Trust

     1 Collection of Principal Receivables

       (a)  Available Principal Collections                                     $  84,486,192.82      84,501,565.11       15,372.29
                                                                                ----------------------------------------------------

       (b)  Class A Investor Default Amount treated as Available
            Principal Collection                                                $   1,109,811.09       1,109,811.66            0.57
                                                                                ----------------------------------------------------

       (c)  Class B Investor Default Amount treated as Available
            Principal Collection                                                $      76,106.62          76,103.18           (3.44)
                                                                                ----------------------------------------------------

       (d)  Excess Spread treated as Available Principal Collection             $     546,702.80         565,813.82       19,111.02
                                                                                ----------------------------------------------------

     2 Principal Receivables in the Trust

       (a) The aggregate amount of Principal Receivables in
           the Trust as of the end of the day on the last day
           of the related Monthly Period                                        $1,802,863,892.52  1,802,863,892.52            0.00
                                                                                ----------------------------------------------------

       (b) The amount of Principal Receivables in the Trust
           represented by the Invested Amount of Series 2002-1
           as of the end of the day on the last day of the
           related Monthly Period                                               $ 437,495,997.19     437,476,246.69      (19,750.50)
                                                                                ----------------------------------------------------

       (c) The amount of Principal Receivables in the Trust
           represented by the Adjusted Invested Amount of
           Series 2002-1 as of the end of the day on the last
           day of the related Monthly Period                                    $ 437,495,997.19     437,476,246.69      (19,750.50)
                                                                                ----------------------------------------------------

       (d) The amount of Principal Receivables in the Trust
           represented by the Class A Invested Amount as of
           the end of the day on the last day of the related
           Monthly Period                                                       $ 383,228,993.70     383,229,192.10          198.40
                                                                                ----------------------------------------------------

       (e) The amount of Principal Receivables in the Trust
           represented by the Class A Adjusted Invested Amount
           as of the end of the day on the last day of the
           related Monthly Period                                               $ 383,228,993.70     383,229,192.10          198.40
                                                                                ----------------------------------------------------

       (f) The amount of Principal Receivables in the Trust
           represented by the Class B Invested Amount as of
           the end of the day on the last day of the related
           Monthly Period                                                       $  26,280,384.55      26,279,198.14       (1,186.41)
                                                                                ----------------------------------------------------

       (g) The amount of Principal Receivables in the Trust
           represented by the Class B Adjusted Invested Amount
           as of the end of the day on the last day of the
           related Monthly Period                                               $  26,280,384.55      26,279,198.14       (1,186.41)
                                                                                ----------------------------------------------------

       (h) The amount of Principal Receivables in the Trust
           represented by the Collateral Invested Amount as of
           the end of the day on the last day of the related
           Monthly Period                                                       $  27,986,618.94      27,967,856.45      (18,762.49)
                                                                                ----------------------------------------------------

       (i) The amount of Principal Receivables in the Trust
           represented by the Collateral Adjusted Invested Amount
           as of the end of the day on the last
           day of the related Monthly Period                                    $  27,986,618.94      27,967,856.45      (18,762.49)
                                                                                ----------------------------------------------------

       (j) The Floating Allocation Percentage with respect to the
           related Monthly Period                                                          24.27%             24.27%         0.0000
                                                                                ----------------------------------------------------

       (k) The Class A Floating Percentage with respect to the
           related Monthly Period                                                          87.60%             87.60%         0.0000
                                                                                ----------------------------------------------------

       (l) The Class B Floating Percentage with respect to the
           related Monthly Period                                                           6.01%              6.01%         0.0000
                                                                                ----------------------------------------------------

       (m) The Collateral Floating Percentage with respect to the
           related Monthly Period                                                           6.397%             6.39%        (0.007)
                                                                                ----------------------------------------------------

       (n) The Principal Allocation Percentage with respect to the
           related Monthly Period                                                          24.27%             24.27%         0.0000
                                                                                ----------------------------------------------------

       (o) The Class A Principal Percentage with respect to the
           related Monthly Period                                                          87.600%            87.60%         0.0000
                                                                                ----------------------------------------------------

       (p) The Class B Principal Percentage with respect to the
           related Monthly Period                                                           6.01%              6.01%         0.0000
                                                                                ----------------------------------------------------

       (q) The Collateral Principal Percentage with respect to the
           related Monthly Period                                                           6.40%              6.39%        (0.01)
                                                                                ----------------------------------------------------

     3 Delinquent Balances

       The aggregate amount of outstanding balances in the Accounts which were delinquent as of the end of the day on the last day of the related Monthly Period:

                                             Aggregate             Percentage
                                              Account                of Total
                                              Balance              Receivables
                                           --------------          -----------
       (a)        30 --  59 days:          $25,889,029.47                1.44%
       (b)        60 --  89 days:          $17,291,967.01                0.96%
       (c)        90+ days:                $19,970,943.07                1.11%
                                           --------------          -----------
                  Total:                   $63,151,939.55                3.50%
                                           ==============          ==========


     4 Investor Default Amount

       (a)  The Investor Default Amount for the
            related Monthly Period                                              $   1,266,965.49       1,266,908.29          (57.20)
                                                                                ----------------------------------------------------

       (b)  The Class A Investor Default Amount for the
            related Monthly Period                                              $   1,109,811.09       1,109,811.66            0.57
                                                                                ----------------------------------------------------


       (c)  The Class B Investor Default Amount for the
            related Monthly Period                                              $      76,106.62          76,103.18           (3.44)
                                                                                ----------------------------------------------------


       (d)  The Collateral Default Amount for the
            related Monthly Period                                              $      81,047.78          80,993.45          (54.33)
                                                                                ----------------------------------------------------

     5 Investor Charge-Offs

       (a)  The aggregate amount of Class A Investor Charge-Offs
            for the related Monthly Period                                      $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (b)  The aggregate amount of Class A Investor Charge-Offs
            set forth in 5(a) above per $1,000 of original
            certificate principal amount                                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (c)  The aggregate amount of Class B Investor Charge-Offs
            for the related Monthly Period                                      $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (d)  The aggregate amount of Class B Investor Charge-Offs
            set forth in 5(c) above per $1,000 of original
            certificate principal amount                                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (e)  The aggregate amount of Collateral Charge-Offs
            for the related Monthly Period                                      $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (f)  The aggregate amount of Collateral Charge-Offs set
            forth in 5(e) above per $1,000 of original certificate
            principal amount                                                    $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (g)  The aggregate amount of Class A Investor Charge-Offs
            reimbursed on the Transfer Date immediately preceding
            this Distribution Date                                              $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (h)  The aggregate amount of Class A Investor
            Charge-Offs set forth in 5(g) above per $1,000
            original certificate principal amount reimbursed on
            the Transfer Date
            immediately preceding this Distribution Date                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (i)  The aggregate amount of Class B Investor Charge-Offs
            reimbursed on the Transfer Date immediately preceding
            this Distribution Date                                              $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (j)  The aggregate amount of Class B Investor
            Charge-Offs set forth in 5(i) above per $1,000
            original certificate principal amount reimbursed on
            the Transfer Date immediately preceding this
            Distribution Date                                                   $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (k)  The aggregate amount of Collateral Charge-Offs
            reimbursed on the Transfer Date immediately preceding
            this Distribution Date                                              $     317,398.83         317,398.83            0.00
                                                                                ----------------------------------------------------

       (l)  The aggregate amount of Collateral Charge-Offs set
            forth in 5(k) above per $1,000 original certificate
            principal amount reimbursed on the Transfer Date
            immediately preceding Distribution Date                             $          11.49              11.49            0.00
                                                                                ----------------------------------------------------

     6  Investor Servicing Fee

       (a) The amount of the Class A Servicing Fee payable by
           the Trust to the Servicer for the related Monthly Period             $     309,895.92         309,896.08            0.16
                                                                                ----------------------------------------------------

       (b) The amount of the Class B Servicing Fee payable by the
           Trust to the Servicer for the related Monthly Period                 $      21,251.48          21,250.52           (0.96)
                                                                                ----------------------------------------------------

       (c) The amount of the Collateral Servicing Fee payable by
           the Trust to the Servicer for the related Monthly Period             $      22,631.22          22,616.05          (15.17)
                                                                                ----------------------------------------------------

       (d) The amount of Servicer Interchange payable by the
           Trust to the Servicer for the related Monthly Period                 $     353,778.62         353,762.65          (15.97)
                                                                                ----------------------------------------------------

     7  Reallocations

       (a) The amount of Reallocated Collateral Principal
           Collections with respect to this Distribution Date                   $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (b) The amount of Reallocated Class B Principal Collections
           with respect to this Distribution Date                               $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (c) The Collateral Invested Amount as of the close
           of business on this Distribution Date                                $  27,625,000.00      27,625,000.00            0.00
                                                                                ----------------------------------------------------

       (d) The Collateral Adjusted Invested Amount as of
           the close of business on this Distribution Date                      $  27,625,000.00      27,625,000.00            0.00
                                                                                ----------------------------------------------------

       (e) The Class B Invested Amount as of the close
           of business on this Distribution Date                                $  25,500,000.00      25,500,000.00            0.00
                                                                                ----------------------------------------------------

       (f) The Class B Adjusted Invested Amount as of the
           close of business on this Distribution Date                          $  25,500,000.00      25,500,000.00            0.00
                                                                                ----------------------------------------------------

       (g) The Class A Invested Amount as of the close
           of business on this Distribution Date                                $ 371,875,000.00     371,875,000.00            0.00
                                                                                ----------------------------------------------------

       (h) The Class A Adjusted Invested Amount as of the
           close of business on this Distribution Date                          $ 371,875,000.00     371,875,000.00            0.00
                                                                                ----------------------------------------------------


     8  Collection of Finance Charge Receivables

       (a) The aggregate amount of Collections of Finance
           Charge Receivables and Annual Membership Fees
           processed during the related Monthly Period
           which were allocated in respect of the
           Class A Certificates                                                 $   5,708,229.51       5,708,302.46           72.95
                                                                                ----------------------------------------------------

       (b) The aggregate amount of Collections of Finance
           Charge Receivables and Annual Membership Fees
           processed during the related Monthly Period
           which were allocated in respect of the
           Class B Certificates                                                 $     391,453.44         391,435.76          (17.68)
                                                                                ----------------------------------------------------

       (c) The aggregate amount of Collections of Finance
           Charge Receivables and Annual Membership Fees
           processed during the related Monthly Period
           which were allocated in respect of the
           Collateral Interest                                                  $     416,868.26         416,588.79         (279.47)
                                                                                ----------------------------------------------------

     9  Principal Funding Account

       (a) The principal amount on deposit in the
           Principal Funding Account
           on the related Transfer Date                                         $           0.00               0.00            0.00
                                                                                ----------------------------------------------------


       (b) The Accumulation Shortfall with respect
           to the related Monthly Period                                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (c) The Principal Funding Investment Proceeds
           deposited in the Finance Charge Account on the related
           Transfer Date to be treated as Class A Available Funds               $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (d) The Principal Funding Investment Proceeds deposited
           in the Finance Charge Account on the related Transfer
           date to be treated as Class B Available Funds                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

    10  Reserve Account

       (a) The Reserve Draw Amount on the related Transfer Date                 $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (b) The amount of the Reserve Draw Amount deposited
           in the Collection Account on the related Transfer Date
           to be treated as Class A Available Funds                             $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (c) The amount of the Reserve Draw Account deposited
           in the Collection Account on the related Transfer Date
           to be treated as Class B Available Funds                             $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (d) The amount of any Reserve Account Surplus                            $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

    11  Available Funds

       (a) The amount of Class A Available Funds on deposit
           in the Collection Account on the related
           Transfer Date                                                        $   1,537,181.88       1,537,181.88            0.00
                                                                                ----------------------------------------------------

       (b) The amount of Class B Available Funds on
           deposit in the Collection Account on the
           related Transfer Date                                                $     113,821.76         113,821.76            0.00
                                                                                ----------------------------------------------------

       (c) The amount of Collateral Available Funds on
           deposit in the Collection Account on the
           related Transfer Date                                                $     253,835.03         253,835.03            0.00
                                                                                ----------------------------------------------------

       (d) Available Principal Collections on deposit
           in the Collection Account on the related
           Transfer Date                                                        $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

    12  Excess Spread and Excess Finance Charge Collections

       (a) Excess Finance Charge Collection                                     $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (b) Class A Available Funds
             minus Class A Monthly Interest
             minus Class A Servicing Fee
             minus Class A Defaulted Amount                                     $   2,751,410.62       2,751,412.84            2.22
                                                                                ----------------------------------------------------

           Class B Available Funds
             minus Class B Monthly Interest
             minus Class B Servicing Fee
             minus Class B Defaulted Amount                                     $     180,273.58         180,260.30          (13.28)
                                                                                ----------------------------------------------------


           Collateral Available Funds                                           $     416,868.26         416,588.79         (279.47)
                                                                                ----------------------------------------------------

       (c) Excess Spread applied to the Class A Required Amount
           for the Monthly Period                                               $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (d) Excess Spread applied to the Class A Investor
           Charge-Offs for the related Monthly Period                           $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

       (e) Excess Spread applied to the Class B Required
           Amount for the related Monthly Period                                $      76,106.62          76,103.18           (3.44)
                                                                                ----------------------------------------------------


       (f) Excess Spread applied to the Class B Default
           Amount for the related Monthly Period                                $      76,106.22          76,103.18           (3.04)
                                                                                ----------------------------------------------------

       (g) Excess Spread applied to the Class B Invested
           Amount for the related Monthly Period                                $           0.00               0.00            0.00
                                                                                ----------------------------------------------------


       (h) Excess Spread applied to the Collateral
           Minimum Monthly Interest for the related
           Monthly Period and for any past due
           Collateral Minimum Monthly Interest                                  $     253,835.03         253,835.03            0.00
                                                                                ----------------------------------------------------

       (i) Excess Spread applied to the Collateral
           Servicing Fee due to the Servicer
           for the related Monthly Period or for any
           past due Collateral Servicing Fees                                   $      45,262.44          45,636.88          374.44
                                                                                ----------------------------------------------------


       (j) Excess Spread applied to the Collateral
           Default Amount as Available Principal
           Collections for the related Monthly Period                           $      81,047.78          80,993.45          (54.33)
                                                                                ----------------------------------------------------

       (k) Excess Spread applied to the Collateral
           Invested Amount for the related
           Monthly Period                                                       $     465,655.02         484,820.37       19,165.35
                                                                                ----------------------------------------------------

       (l) Excess Spread applied to the Reserve
           Account for the related Monthly Period                               $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

   13  Finance Charge Shortfall

       (a) Finance Charge Shortfall for Series 2002-1                           $   3,872,247.81       3,892,023.80       19,775.99
                                                                                ----------------------------------------------------

       (b) Total Finance Charge Shortfall for all series in Group One           $  16,720,046.35      16,739,822.34       19,775.99
                                                                                ----------------------------------------------------

   14  Base Rate

       (a) The Base Rate for the related Monthly Period                                     5.59%              5.59%           0.00
                                                                                ----------------------------------------------------

   15  Portfolio Yield

       (a) The Portfolio Yield for the related Monthly Period                              14.56%             14.56%           0.00
                                                                                ----------------------------------------------------

       (b) The Portfolio Adjusted Yield for the related Monthly Period                      N/A            N/A               N/A
                                                                                ----------------------------------------------------

                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable

Item 11.  EXECUTIVE COMPENSATION

          Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At February 15, 2006, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                           Amount of
                                                                                           Beneficial               Percent
Title of Class             Name of Beneficial Owner                                        Ownership              of Class
--------------------------------------------------------------------------------------------------------------------------
Series 2002-1, Class A     JPMorgan Chase Bank                                             149,700,000               63%
                           Mellon                                                           76,000,000               32%

Series 2002-1, Class B     JPMorgan Chase Bank                                              19,500,000               76%
                           Pershing LLC                                                      6,000,000               24%



         (b) Not Applicable

         (c) Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable

                   PART IV


Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a) The following documents are filed as a part of the report:

              Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 29, 2006 for National City Credit Card Master Trust Annual Report on Form 10-K for the year ended December 31, 2005.

              Exhibit 99.1: Annual Servicer's Certificate

              Exhibit 99.2: Series 2002-1 Annual Certificateholders' Statement for the year ended December 31, 2005.

              Exhibit 99.3: Report of Independent Accountants. Report of Management on the controls over Servicing of the National City Credit Card Master Trust.

          (b) Not applicable.

          (c) Omitted.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANK, as Servicer of
                              National City Credit Card Master Trust

Date: March 29, 2006          By: /s/ Russell A. Cronin, Jr.
                                  ------------------------------
                              Name: Russell A. Cronin, Jr.
                              Title: Senior Vice President