Form 10-K
period 2009-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST; National City Credit Card Master Note Trust
filed 2010-03-31
CIK 934843, 1332961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number of issuing entity:	Commission File Number of issuing entity:
333-126628	000-26342

NATIONAL CITY CREDIT CARD MASTER NOTE TRUST (Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	NATIONAL CITY CREDIT CARD MASTER TRUST (Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)
Commission File Number of depositor: 333-126628-02
PNC BANK, NATIONAL ASSOCIATION (SUCCESSOR TO NATIONAL CITY BANK)
(Exact name of depositor and sponsor as specified in it charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	New York (State or other jurisdiction of incorporation or organization of the issuing entity)

c/o PNC Bank, National Association (successor to National City Bank) One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222-2707 (Address of principal executive offices of issuing entity)	c/o PNC Bank, National Association (successor to National City Bank) One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222-2707 (Address of principal executive offices of issuing entity)

(412) 762-2000 (Telephone number, including area code)	(412 762-2000 (Telephone number, including area code)

Not Applicable (I.R.S. Employer Identification No.)	Not Applicable (I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ [Item 405 of Regulation S-K is not applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

PART I
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Reserved
Item 1B. Unresolved Staff Comments.
     None.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB: Significant Obligor Financial Information
     The primary asset of the issuing entity is the collateral certificate, Series 2005-CC, representing an undivided interest in the National City Credit Card Master Trust, whose assets include the receivables arising in a portfolio of unsecured consumer revolving credit card accounts. National City Credit Card Master Trust, therefore, may be considered a significant obligor in relation to National City Credit Card Master Note Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of National City Credit Card Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).
     The pool assets held by National City Credit Card Master Trust do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Significant Enhancement Provider Financial Information
     There is no entity or group of affiliated entities providing enhancement or other support that is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any offered class of asset-backed securities.
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
     There is no entity or group of affiliated entities providing derivative instruments of an aggregate significant percentage of 10% of more.
Item 1117 of Regulation AB: Legal Proceedings
     There are no pending material legal or other proceedings involving PNC Bank, National Association (successor to National City Bank), as sponsor, depositor and servicer, National City Credit Card Master Trust and National City Credit Card Master Note Trust, each as an issuing entity, BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as master trust trustee, The Bank of New York Mellon (formerly The Bank of New York), as indenture trustee, Wilmington Trust Company, as owner trustee, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.

PART II
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T). Controls and Procedures
Item 9B. Other Information.
     None.
PART III
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Each of PNC Bank, National Association (successor to National City Bank), The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2009, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this

Form 10-K. The Report on Assessment and the related Attestation Report for The Bank of New York Mellon and BNY Mellon Trust of Delaware describes the following material instance of non-compliance:
1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.
During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.
The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Trustee as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series.
Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.
     The Report on Assessment and the related Attestation Report for PNC Bank National Association describes the following material instance of non-compliance:
The Asserting Party has identified material instances of noncompliance with the following servicing criteria during the Reporting Period of the Platform:
1122(d)(3)(i)(A):Investor remittances and reporting.
          (i) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports:
(A)	Are prepared in accordance with timeframes and other terms set forth in the transaction agreements;

(B)	Provide information calculated in accordance with the terms specified in the transaction agreements;

(C)	Are filed with the Commission as required by its rules and regulations; and

(D)	Agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer.
During the reporting period certain investor reports contained errors that resulted in disclosures that were inconsistent with the terms set forth in the transaction agreements.
In July of 2009, National City Bank implemented the discount receivables mechanism for the Credit Card Master Trust. This action was taken in response to excess spread pressure created by erosion in the credit quality of the underlying receivables in the Master Trust. The discounting mechanism, which was provided for in the transaction governing documents, worked as designed and directed additional cash flows into the waterfall to improve excess spread and mitigate investors’ exposure to credit risk. The reporting for the Master Trust since the implementation of the discount receivable mechanism contained certain errors related to the discounting component. These errors have since been corrected and as a result reports are being refiled. Please note Investors and the performance of the Master Trust were not impacted by these reporting errors. We have corrected these errors and revised our processes to ensure that these errors will not occur in our reporting prospectively.
Item 1123 of Regulation AB: Servicer Compliance Statement
     PNC Bank, National Association (successor to National City Bank) has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust.

PNC Bank, National Association (successor to National City Bank) provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2009 which has been signed by an authorized officer of PNC Bank, National Association (successor to National City Bank). The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b) The following exhibits are filed as part of this report:

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

Exhibit
Number	Description

4.9	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.10	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.11	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.12	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.13	Amended and Restated 2005-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.14	Amended and Restated 2006-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.15	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.16	Amended and Restated 2008-3 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.17	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.18	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.19	Form of the Series 2005-1 Notes (included in Exhibit 4.9)

4.20	Form of the Series 2006-1 Notes (included in Exhibit 4.10)

4.21	Form of the Series 2007-1 Notes (included in Exhibit 4.11)

4.22	Form of the Series 2008-3 Notes (included in Exhibit 4.12)

4.23	Form of the Collateral Certificate (included in Exhibit 4.6)

Exhibit
Number	Description

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2009.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank).

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)).

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2009.
(c) Not applicable.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION (SUCCESSOR TO NATIONAL CITY BANK), Servicer National City Credit Card Master Note Trust National City Credit Card Master Trust
Date: March 31, 2010	By:	/s/ Andrew D. Widner
		Name:	Andrew D. Widner
		Title:	Vice President

Exhibit Index

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.9	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.10	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.11	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.12	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

Exhibit
Number	Description

4.13	Amended and Restated 2005-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.14	Amended and Restated 2006-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.15	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.16	Amended and Restated 2008-3 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.17	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.18	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.19	Form of the Series 2005-1 Notes (included in Exhibit 4.9)

4.20	Form of the Series 2006-1 Notes (included in Exhibit 4.10)

4.21	Form of the Series 2007-1 Notes (included in Exhibit 4.11)

4.22	Form of the Series 2008-3 Notes (included in Exhibit 4.12)

4.23	Form of the Collateral Certificate (included in Exhibit 4.6)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2009.

Exhibit
Number	Description

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank).

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)).

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2009.