Form 10-K
period 2010-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST; National City Credit Card Master Note Trust
filed 2011-03-31
CIK 934843, 1332961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number of issuing entity:	Commission File Number of issuing entity:
333-126628	000-26342

NATIONAL CITY CREDIT CARD	NATIONAL CITY CREDIT CARD
MASTER NOTE TRUST	MASTER TRUST
(Exact name of issuing entity as specified in its charter)	(Exact name of issuing entity as specified in its charter)
(Issuer of the Notes)	(Issuer of the Collateral Certificate)
Commission File Number of depositor: 333-126628-02
PNC BANK, NATIONAL ASSOCIATION (SUCCESSOR TO NATIONAL CITY BANK)
(Exact name of depositor and sponsor as specified in it charter)

Delaware	New York
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o PNC Bank, National Association (successor to National City Bank) One PNC Plaza	c/o PNC Bank, National Association (successor to National City Bank) One PNC Plaza
249 Fifth Avenue	249 Fifth Avenue
Pittsburgh, PA 15222-2707	Pittsburgh, PA 15222-2707
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(412) 762-2000	(412) 762-2000
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
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

PART I
Item 1B. Unresolved Staff Comments.
Item 1112(b) of Regulation AB: Significant Obligor Financial Information
Item 1114(b)(2) of Regulation AB: Significant Enhancement Provider Financial Information
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
Item 1117 of Regulation AB: Legal Proceedings
PART II
Item 9B. Other Information.
PART III
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB: Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURE
Exhibit Index
EX-4.6
EX-4.18
EX-31
EX-33.1
EX-33.2
EX-34.1
EX-34.2
EX-35

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
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
     There is no entity or group of affiliated entities providing derivative instruments of an aggregate significance percentage of 10% of more.
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Each of PNC Bank, National Association (successor to National City Bank), The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware)) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2010, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
     The Report on Assessment and the related Attestation Report for PNC Bank, National Association describes the following material instance of non-compliance:
The Asserting Party has identified material instances of noncompliance with the following servicing criteria during the Reporting Period of the Platform:
1122(d)(3)(i)(B):Investor remittances and reporting.
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
During the reporting period, certain investor reports contained errors that resulted in disclosures that were inconsistent with the terms set forth in the transaction agreements.
During the reporting period, certain items disclosed in investor reports were labeled with a description that varied from the specific language required by the transaction governing documents or were associated with the wrong item labels on the investor reports. Additionally, the calculations of certain items disclosed as part of the investor reports were performed in a maner inconsistent with the requirements of the transaction governing documents. Please note that the issues described above did not adversely affect the amounts or timing of payments to investors. We have corrected these errors and revised our processes to ensure that they will not occur in our reporting prospectively.
Item 1123 of Regulation AB: Servicer Compliance Statement
     PNC Bank, National Association (successor to National City Bank) has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. PNC Bank, National Association (successor to National City Bank) provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2010 which has been signed by an authorized officer of PNC Bank, National Association (successor to National City Bank). The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b)	The following exhibits are filed as part of this report:

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

Exhibit
Number	Description

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Supplemental Agreement to National City Credit Card Master Trust Amended and Restated Pooling and Servicing Agreement, dated October 26, 2010 (filed herewith)

4.7	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.10	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.11	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.12	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.13	Amended and Restated 2006-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.14	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

Exhibit
Number	Description

4.15	Amended and Restated 2008-3 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.16	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.17	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.18	Supplemental Agreement to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of October 26, 2010 (filed herewith)

4.19	Form of the Series 2006-1 Notes (included in Exhibit 4.10)

4.20	Form of the Series 2007-1 Notes (included in Exhibit 4.11)

4.21	Form of the Series 2008-3 Notes (included in Exhibit 4.12)

4.22	Form of the Collateral Certificate (included in Exhibit 4.7)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 (filed herewith)

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2010 (filed herewith)

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2010 (filed herewith)

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank) (filed herewith)

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)) (filed herewith)

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2010 (filed herewith)
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
Date: March 31, 2011	By:	/s/ Andrew D. Widner
		Name:	Andrew D. Widner
		Title:	Vice President

Exhibit Index

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Supplemental Agreement to National City Credit Card Master Trust Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2010 (filed herewith)

4.7	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.10	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.11	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.12	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

Exhibit
Number	Description

4.13	Amended and Restated 2006-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.14	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.15	Amended and Restated 2008-3 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.16	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.17	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.18	Supplemental Agreement to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of October 26, 2010 (filed herewith)

4.19	Form of the Series 2006-1 Notes (included in Exhibit 4.10)

4.20	Form of the Series 2007-1 Notes (included in Exhibit 4.11)

4.21	Form of the Series 2008-3 Notes (included in Exhibit 4.12)

4.22	Form of the Collateral Certificate (included in Exhibit 4.7)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 (filed herewith)

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2010 (filed herewith)

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2010 (filed herewith)

Exhibit
Number	Description

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank) (filed herewith)

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)) (filed herewith)

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2010 (filed herewith)