Form 10-K
period 2011-12-31
NATIONAL CITY CREDIT CARD MASTER TRUST; National City Credit Card Master Note Trust
filed 2012-03-27
CIK 934843, 1332961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number of issuing entity: 333-126628

NATIONAL CITY CREDIT CARD MASTER NOTE TRUST

(Exact name of issuing entity as specified in its charter)

(Issuer of the Notes)

Commission File Number of issuing entity: 000-26342

NATIONAL CITY CREDIT CARD MASTER TRUST

(Exact name of issuing entity as specified in its charter)

(Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-126628-02

PNC BANK, NATIONAL ASSOCIATION (SUCCESSOR TO NATIONAL CITY BANK)

(Exact name of depositor and sponsor as specified in it charter)

Delaware	New York
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o PNC Bank, National Association	c/o PNC Bank, National Association
(successor to	(successor to
National City Bank)	National City Bank)
One PNC Plaza	One PNC Plaza
249 Fifth Avenue	249 Fifth Avenue
Pittsburgh, PA 15222-2707	Pittsburgh, PA 15222-2707
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(412) 762-2000	(412) 762-2000
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ [Item 405 of Regulation S-K is not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

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
Item 9B. Other Information
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

Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information

There is no entity or group of affiliated entities providing derivative instruments of an aggregate significance percentage of 10% or more.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria

Each of PNC Bank, National Association (successor to National City Bank), The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware)) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2011, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement

PNC Bank, National Association (successor to National City Bank) has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. PNC Bank, National Association (successor to National City Bank) provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2011 which has been signed by an authorized officer of PNC Bank, National Association (successor to National City Bank). The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) Not applicable.

(b)	The following exhibits are filed as part of this report:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Supplemental Agreement to National City Credit Card Master Trust Amended and Restated Pooling and Servicing Agreement, dated October 26, 2010 (included in Exhibit 4.6 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, which is incorporated herein by reference)

4.7	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.11	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.12	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.13	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.14	Supplemental Agreement to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of October 26, 2010 (included in Exhibit 4.18 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, which is incorporated herein by reference)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.16	Form of the Collateral Certificate (included in Exhibit 4.7)

Exhibit Number	Description

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 (filed herewith)

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2011 (filed herewith)

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2011 (filed herewith)

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank) (filed herewith)

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)) (filed herewith)

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2011 (filed herewith)

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

Date: March 27, 2012	By:	/s/ Andrew D. Widner
Name: Andrew D. Widner
Title: Vice President

Exhibit Index

Exhibit Number	Description
4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Fourth Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of July 1, 2009 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.6	Supplemental Agreement to National City Credit Card Master Trust Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2010 (included in Exhibit 4.6 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, which is incorporated herein by reference)

4.7	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.8	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.11	Amended and Restated 2007-1 Indenture Supplement dated as of July 1, 2009 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, which is incorporated herein by reference)

4.12	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.13	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.14	Supplemental Agreement to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of October 26, 2010 (included in Exhibit 4.18 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, which is incorporated herein by reference)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.16	Form of the Collateral Certificate (included in Exhibit 4.7)

Exhibit Number	Description

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of PNC Bank, National Association (successor to National City Bank) pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 (filed herewith)

33.1	Report on Assessment of Compliance with Servicing Criteria for PNC Bank, National Association (successor to National City Bank) as of and for the 12-month period ending December 31, 2011 (filed herewith)

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2011 (filed herewith)

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to PNC Bank, National Association (successor to National City Bank) (filed herewith)

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)) (filed herewith)

35	Servicer Compliance Statement of PNC Bank, National Association (successor to National City Bank) for the 12-month period ending December 31, 2011 (filed herewith)